Form 10-K
period 2025-12-31
Wells Fargo Commercial Mortgage Trust 2025-C65
filed 2026-03-23
CIK 2086308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-282099-07

Central Index Key Number of the issuing entity: 0002086308

Wells Fargo Commercial Mortgage Trust 2025-C65

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4369412 38-4369413 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 512 West 22nd Street Mortgage Loan, the Market Place Center Mortgage Loan, the 4 Union Square South Mortgage Loan and the Coastal Equities Portfolio Mortgage Loan, which constituted approximately 9.4%, 8.7%, 8.7% and 8.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 512 West 22nd Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Market Place Center Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (c) with respect to the 4 Union Square South Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Coastal Equities Portfolio Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 512 West 22nd Street Mortgage Loan, the Market Place Center Mortgage Loan, the 4 Union Square South Mortgage Loan and the Coastal Equities Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the BioMed MIT Portfolio Mortgage Loan, which constituted approximately 8.3% of the asset pool of the issuing entity as of its cut-off date.  The BioMed MIT Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the BioMed MIT Portfolio Mortgage Loan and twenty-one other pari passu loans and fifteen subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BX Trust 2025-LIFE transaction (the “BX 2025-LIFE Transaction”). This loan combination, including the BioMed MIT Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BX 2025-LIFE Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan, which constituted approximately 4.5% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Washington Square Mortgage Loan, twenty-four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 32 Old Slip - Leased Fee Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BMO 2025-C12 Mortgage Trust transaction, Commission File Number 333-280224-07 (the “BMO 2025-C12 Transaction”). These loan combinations, including the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2025-C12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Willard & The Met Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date.  The Willard & The Met Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Willard & The Met Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including The Willard & The Met Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of The Willard & The Met loan combination in the BMO 2025-C13 Mortgage Trust transaction, Commission File Number 333-280224-10 (the “BMO 2025-C13 Transaction”).  After the closing of the BMO 2025-C13 Transaction on October 22, 2025, this loan combination, including The Willard & The Met Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BMO 2025-C13 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Willard & The Met Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Washington Square Mortgage Loan, The Willard & The Met Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of certain mortgage loans serviced under the Pooling and Servicing Agreement, the Market Place Center Mortgage Loan, the 4 Union Square South Mortgage Loan, the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the 32 Old Slip - Leased Fee Mortgage Loan, the Washington Square Mortgage Loan and The Willard & The Met Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Citibank, N.A. is the custodian of the Washington Square Mortgage Loan, The Willard & The Met Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the 512 West 22nd Street Mortgage Loan, the 4 Union Square South Mortgage Loan, the Market Place Center Mortgage Loan, the Coastal Equities Portfolio Mortgage Loan and the BioMed MIT Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the trust and servicing agreement for the BX 2025-LIFE Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 512 West 22nd Street Mortgage Loan, the 4 Union Square South Mortgage Loan, the Market Place Center Mortgage Loan, the Coastal Equities Portfolio Mortgage Loan and the BioMed MIT Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Citibank, N.A. acts as trustee of the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BMO 2025-C12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Savings Fund Society, FSB acts as trustee of The Willard & The Met Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BMO 2025-C13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of The Willard & The Met Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of certain mortgage loans serviced under the Pooling and Servicing Agreement, the Market Place Center Mortgage Loan, the 4 Union Square South Mortgage Loan, the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the BioMed MIT Portfolio Mortgage Loan, the Washington Square Mortgage Loan, the 32 Old Slip - Leased Fee Mortgage Loan and The Willard & The Met Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the BioMed MIT Portfolio Mortgage Loan, the Washington Square Mortgage Loan, the 32 Old Slip - Leased Fee Mortgage Loan and The Willard & The Met Mortgage Loan, the servicer compliance statements of KeyBank National Association as primary servicer of the BioMed MIT Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Washington Square Mortgage Loan, the 32 Old Slip - Leased Fee Mortgage Loan and The Willard & The Met Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on October 7, 2025 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the BioMed MIT Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BX 2025-LIFE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BX 2025-LIFE Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BX 2025-LIFE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Washington Square Mortgage Loan and the 32 Old Slip - Leased Fee Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2025-C12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2025-C12 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2025-C12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Willard & The Met Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2025-C13 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2025-C13 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2025-C13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of October 1, 2025, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 16, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of June 6, 2025, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer and as Special Servicer, and Computershare Trust Company, National Association, as Certificate Administrator and as Trustee (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC, as Depositor, Trimont LLC, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank N.A., as Certificate Administrator, and Citibank N.A., as Trustee (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of October 1, 2025, between BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Savings Fund Society, FSB, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Argentic Services Company LP, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Trimont LLC, as Primary Servicer

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 512 West 22nd Street Mortgage Loan (see Exhibit 33.1)

33.9         Argentic Services Company LP, as Special Servicer of the 512 West 22nd Street Mortgage Loan (see Exhibit 33.2)

33.10       Computershare Trust Company, National Association, as Trustee of the 512 West 22nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Computershare Trust Company, National Association, as Custodian of the 512 West 22nd Street Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the 512 West 22nd Street Mortgage Loan (see Exhibit 33.5)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Market Place Center Mortgage Loan (see Exhibit 33.1)

33.14       Trimont LLC, as Primary Servicer of the Market Place Center Mortgage Loan (see Exhibit 33.6)

33.15       Argentic Services Company LP, as Special Servicer of the Market Place Center Mortgage Loan (see Exhibit 33.2)

33.16       Computershare Trust Company, National Association, as Trustee of the Market Place Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Computershare Trust Company, National Association, as Custodian of the Market Place Center Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Market Place Center Mortgage Loan (see Exhibit 33.5)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Market Place Center Mortgage Loan (see Exhibit 33.7)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 33.1)

33.21       Trimont LLC, as Primary Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 33.6)

33.22       Argentic Services Company LP, as Special Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 33.2)

33.23       Computershare Trust Company, National Association, as Trustee of the 4 Union Square South Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of the 4 Union Square South Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the 4 Union Square South Mortgage Loan (see Exhibit 33.5)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the 4 Union Square South Mortgage Loan (see Exhibit 33.7)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.1)

33.28       Argentic Services Company LP, as Special Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.2)

33.29       Computershare Trust Company, National Association, as Trustee of the Coastal Equities Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Computershare Trust Company, National Association, as Custodian of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 33.5)

33.32       KeyBank National Association, as Primary Servicer of the BioMed MIT Portfolio Mortgage Loan

33.33       KeyBank National Association, as Special Servicer of the BioMed MIT Portfolio Mortgage Loan (see Exhibit 33.32)

33.34       Computershare Trust Company, National Association, as Trustee of the BioMed MIT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Custodian of the BioMed MIT Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Trimont LLC, as Primary Servicer of the Washington Square Mortgage Loan (see Exhibit 33.6)

33.37       Rialto Capital Advisors, LLC, as Special Servicer of the Washington Square Mortgage Loan

33.38       Citibank, N.A., as Trustee and Custodian of the Washington Square Mortgage Loan

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Washington Square Mortgage Loan (see Exhibit 33.5)

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Washington Square Mortgage Loan (see Exhibit 33.7)

33.41       Trimont LLC, as Primary Servicer of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 33.6)

33.42       Rialto Capital Advisors, LLC, as Special Servicer of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 33.37)

33.43       Citibank, N.A., as Trustee and Custodian of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 33.38)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 33.5)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 33.7)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Willard & The Met Mortgage Loan (see Exhibit 33.1)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of The Willard & The Met Mortgage Loan (see Exhibit 33.37)

33.48       Wilmington Savings Fund Society, FSB, as Trustee of The Willard & The Met Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Citibank, N.A., as Custodian of The Willard & The Met Mortgage Loan (see Exhibit 33.38)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of The Willard & The Met Mortgage Loan (see Exhibit 33.5)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Argentic Services Company LP, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Trimont LLC, as Primary Servicer

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 512 West 22nd Street Mortgage Loan (see Exhibit 34.1)

34.9         Argentic Services Company LP, as Special Servicer of the 512 West 22nd Street Mortgage Loan (see Exhibit 34.2)

34.10       Computershare Trust Company, National Association, as Trustee of the 512 West 22nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Computershare Trust Company, National Association, as Custodian of the 512 West 22nd Street Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the 512 West 22nd Street Mortgage Loan (see Exhibit 34.5)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Market Place Center Mortgage Loan (see Exhibit 34.1)

34.14       Trimont LLC, as Primary Servicer of the Market Place Center Mortgage Loan (see Exhibit 34.6)

34.15       Argentic Services Company LP, as Special Servicer of the Market Place Center Mortgage Loan (see Exhibit 34.2)

34.16       Computershare Trust Company, National Association, as Trustee of the Market Place Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Computershare Trust Company, National Association, as Custodian of the Market Place Center Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Market Place Center Mortgage Loan (see Exhibit 34.5)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Market Place Center Mortgage Loan (see Exhibit 34.7)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 34.1)

34.21       Trimont LLC, as Primary Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 34.6)

34.22       Argentic Services Company LP, as Special Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 34.2)

34.23       Computershare Trust Company, National Association, as Trustee of the 4 Union Square South Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of the 4 Union Square South Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the 4 Union Square South Mortgage Loan (see Exhibit 34.5)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the 4 Union Square South Mortgage Loan (see Exhibit 34.7)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.1)

34.28       Argentic Services Company LP, as Special Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.2)

34.29       Computershare Trust Company, National Association, as Trustee of the Coastal Equities Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Computershare Trust Company, National Association, as Custodian of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 34.5)

34.32       KeyBank National Association, as Primary Servicer of the BioMed MIT Portfolio Mortgage Loan

34.33       KeyBank National Association, as Special Servicer of the BioMed MIT Portfolio Mortgage Loan (see Exhibit 34.32)

34.34       Computershare Trust Company, National Association, as Trustee of the BioMed MIT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Custodian of the BioMed MIT Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Trimont LLC, as Primary Servicer of the Washington Square Mortgage Loan (see Exhibit 34.6)

34.37       Rialto Capital Advisors, LLC, as Special Servicer of the Washington Square Mortgage Loan

34.38       Citibank, N.A., as Trustee and Custodian of the Washington Square Mortgage Loan

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Washington Square Mortgage Loan (see Exhibit 34.5)

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Washington Square Mortgage Loan (see Exhibit 34.7)

34.41       Trimont LLC, as Primary Servicer of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 34.6)

34.42       Rialto Capital Advisors, LLC, as Special Servicer of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 34.37)

34.43       Citibank, N.A., as Trustee and Custodian of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 34.38)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 34.5)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 34.7)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Willard & The Met Mortgage Loan (see Exhibit 34.1)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of The Willard & The Met Mortgage Loan (see Exhibit 34.37)

34.48       Wilmington Savings Fund Society, FSB, as Trustee of The Willard & The Met Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Citibank, N.A., as Custodian of The Willard & The Met Mortgage Loan (see Exhibit 34.38)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of The Willard & The Met Mortgage Loan (see Exhibit 34.5)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Argentic Services Company LP, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Trimont LLC, as Primary Servicer

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 512 West 22nd Street Mortgage Loan (see Exhibit 35.1)

35.6         Argentic Services Company LP, as Special Servicer of the 512 West 22nd Street Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Market Place Center Mortgage Loan (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the Market Place Center Mortgage Loan (see Exhibit 35.4)

35.9         Argentic Services Company LP, as Special Servicer of the Market Place Center Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 35.4)

35.12       Argentic Services Company LP, as Special Servicer of the 4 Union Square South Mortgage Loan (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       Argentic Services Company LP, as Special Servicer of the Coastal Equities Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       KeyBank National Association, as Primary Servicer of the BioMed MIT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       KeyBank National Association, as Special Servicer of the BioMed MIT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Trimont LLC, as Primary Servicer of the Washington Square Mortgage Loan (see Exhibit 35.4)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Washington Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Trimont LLC, as Primary Servicer of the 32 Old Slip - Leased Fee Mortgage Loan (see Exhibit 35.4)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the 32 Old Slip - Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Willard & The Met Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of The Willard & The Met Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of October 3, 2025, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit  99.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of October 3, 2025, between Argentic Real Estate Finance 2 LLC and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit  99.2 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of October 3, 2025, between JPMorgan Chase Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit  99.3 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of October 3, 2025, between Goldman Sachs Mortgage Company and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit  99.4 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of October 3, 2025, between Societe Generale Financial Corporation, Société Générale and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit  99.5 to the registrant’s Current Report on Form 8-K/A filed on October 16, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of October 3, 2025, between BSPRT CMBS Finance, LLC, Franklin BSP Realty Trust, Inc. and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit  99.6 to the registrant’s Current Report on Form 8-K/A filed on October 16, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.7         Co-Lender Agreement, dated as of September 15, 2025, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit  99.9 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.8         Agreement Between Note Holders, dated as of September 23, 2025, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit  99.10 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.9         Agreement Between Note Holders, dated as of August 26, 2025, by and between Wells Fargo Bank, National Association, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder, and JPMorgan Chase Bank, National Association, as Note A-4 Holder and Note A-5 Holder (filed as Exhibit  99.11 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.10       Co-Lender Agreement, dated as of June 6, 2025, by and between JPMorgan Chase Bank, National Association, as Initial Note A1-S Holder, Initial Note A1-C1 Holder, Initial Note A1-C2 Holder, Initial Note B-1 Holder, Initial Note C-1 Holder and Initial Note D-1 Holder, Citi Real Estate Funding Inc., as Initial Note A2-S Holder, Initial Note A2-C1 Holder, Initial Note A2-C2 Holder, Initial Note B-2 Holder, Initial Note C-2 Holder and Initial Note D-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A3-S Holder, Initial Note A3-C1 Holder, Initial Note A3-C2 Holder, Initial Note B-3 Holder, Initial Note C-3 Holder and Initial Note D-3 Holder, Goldman Sachs Bank USA, as Initial Note A4-S Holder, Initial Note A4-C1 Holder, Initial Note A4-C2 Holder, Initial Note B-4 Holder, Initial Note C-4 Holder and Initial Note D-4 Holder, and Societe Generale Financial Corporation, as Initial Note A5-S Holder, Initial Note A5-C1 Holder, Initial Note A5-C2 Holder, Initial Note B-5 Holder, Initial Note C-5 Holder and Initial Note D-5 Holder (filed as Exhibit  99.12 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.11       Co-Lender Agreement, dated as of May 22, 2025, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-5 Holder (filed as Exhibit  99.13 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.12       Co-Lender Agreement, dated as of May 20, 2025, by and among German American Capital Corporation, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder and Initial Note A-1-8 Holder, Goldman Sachs Bank USA, as Initial Note A-2-1 Holder, Initial Note A-2-2-1 Holder, Initial Note A-2-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-2-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3-1 Holder and Initial Note A-3-2 Holder, Bank of Montreal, as Initial Note A-4-1 Holder, Initial Note A-4-2 Holder, Initial Note A-4-3 Holder, Initial Note A-4-4 Holder, Initial Note A-4-5 Holder, Initial Note A-4-6 Holder, Initial Note A-4-7 Holder and Initial Note A-4-8 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5-1 Holder (filed as Exhibit  99.14 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.13       Co-Lender Agreement, dated as of September 9, 2025, by and between BSPRT CMBS Finance, LLC, as Initial Note A-1 Holder, BSPRT CMBS Finance, LLC, as Initial Note A-2 Holder, BSPRT CMBS Finance, LLC, as Initial Note A-3 Holder, and BSPRT CMBS Finance, LLC, as Initial Note A-4 Holder (filed as Exhibit  99.15 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.14       Co-Lender Agreement, dated as of May 20, 2025, by and among Goldman Sachs Bank USA, as Initial GS Note Holder, Morgan Stanley Mortgage Capital Holdings LLC, as Initial MS Note Holder, and Barclays Capital Real Estate Inc., as Initial BCREI Note Holder (filed as Exhibit  99.16 to the registrant’s Current Report on Form 8-K filed on October 7, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

99.15       Primary Servicing Agreement, dated as of October 1, 2025, by and between Midland Loan Services, a Division of PNC Bank, National Association and Trimont LLC (filed as Exhibit  99.17 to the registrant’s Current Report on Form 8-K/A filed on November 18, 2025 under Commission File No. 333-282099-07 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 20, 2026